Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2025-5C1
filed 2026-03-26
CIK 2056713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-282944-01

Central Index Key Number of the issuing entity: 0002056713

Morgan Stanley Bank of America Merrill Lynch Trust 2025-5C1

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

 Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

New York	38-4345597 38-4345598 38-7341826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The Morgan Stanley Bank of America Merrill Lynch Trust 2025-5C1 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•        the Project Midway mortgage loan, which is serviced pursuant to the BX 2025-BIO3 trust and servicing agreement attached hereto as Exhibit 4.2;

•        the Gateway Center North mortgage loan, which is serviced pursuant to the BANK5 2024-5YR11 pooling and servicing agreement attached hereto as Exhibit 4.3;

•        the Wilshire Office Portfolio mortgage loan, which is serviced pursuant to the WFCM 2025-5C3 pooling and servicing agreement attached hereto as Exhibit 4.4;

•        The Spiral mortgage loan, which is serviced pursuant to the Hudson Yards 2025-SPRL trust and servicing agreement attached hereto as Exhibit 4.5; and

•        the Tops & Kroger Portfolio mortgage loan, which is serviced pursuant to the BBCMS 2024-5C31 pooling and servicing agreement attached hereto as Exhibit 4.6.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•        The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•        The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•        The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•        The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•        KeyBank National Association is the servicer under the BX 2025-BIO3 trust and servicing agreement, pursuant to which the Project Midway mortgage loan is serviced. Because KeyBank National Association is not the MSBAM 2025-5C1 master servicer, is not affiliated with any sponsor and services only the Project Midway mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as BX 2025‑BIO3 servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        CWCapital Asset Management LLC is the special servicer under the BX 2025-BIO3 trust and servicing agreement, pursuant to which the Project Midway mortgage loan is serviced. Because CWCapital Asset Management LLC is not the MSBAM 2025‑5C1 special servicer, is not affiliated with any sponsor and services only the Project Midway mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, CWCapital Asset Management LLC, as BX 2025-BIO3 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the BANK5 2024‑5YR11 pooling and servicing agreement, pursuant to which the Gateway Center North mortgage loan is serviced, and the Hudson Yards 2025-SPRL trust and servicing agreement, pursuant to which The Spiral mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSBAM 2025‑5C1 special servicer, is not affiliated with any sponsor and services only the Gateway Center North mortgage loan and The Spiral mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BANK5 2024-5YR11 special servicer and Hudson Yards 2025-SPRL special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Deutsche Bank National Trust Company is the custodian under the BX 2025-BIO3 trust and servicing agreement, pursuant to which the Project Midway mortgage loan is serviced. Because Deutsche Bank National Trust Company is not the MSBAM 2025‑5C1 custodian, is not affiliated with any sponsor and services only the Project Midway mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Deutsche Bank National Trust Company, as BX 2025-BIO3 trustee, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•        Trimont LLC, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•        Trimont LLC, as master servicer under the BANK5 2024-5YR11 pooling and servicing agreement, pursuant to which the Gateway Center North mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of such mortgage loan for the reporting period.

•        Trimont LLC, as master servicer under the WFCM 2025-5C3 pooling and servicing agreement, pursuant to which the Wilshire Office Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of such mortgage loan for the reporting period.

•        Trimont LLC, as servicer under the Hudson Yards 2025-SPRL trust and servicing agreement, pursuant to which The Spiral mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of such mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

In 2014 and 2015, several investors sued several trustees of residential mortgage-backed securities (“RMBS”) trusts, including Deutsche Bank National Trust Company (“DBNTC”), concerning the trustees’ administration of RMBS trusts. These cases generally alleged that the RMBS trustees failed to perform purported duties, as trustees for private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. Investors have sued DBNTC in nine of these cases. DBNTC has settled two cases brought by funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P. and others; settled two cases brought by Royal Park Investments SA/NV; obtained summary judgment in one case, brought by certain special purpose entities including Phoenix Light SF Limited; and obtained a dismissal in one case, brought by the Western and Southern Life Insurance Company and five related entities. In addition, the three cases described below remain active.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the U.S. Trust Indenture Act of 1939 (“TIA”) and the New York Streit Act (“Streit Act”) for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleged violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, breach of the covenant of good faith, negligence, gross negligence and negligent misrepresentation. NCUA’s complaint alleged that the trusts at issue suffered total realized collateral losses of U.S. $17.2 billion, but the complaint did not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint. On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal. On August 31, 2018, NCUA filed a letter informing the court that it intended to: (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue. On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserted claims as to only 37 of the 97 trusts that were originally at issue, and added new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee. On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery. On October 15, 2019, the court: (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery. The court permitted NCUA to file a second amended complaint asserting claims for: (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses. The court denied NCUA’s request to assert additional claims for: (i) negligence and gross negligence; and (ii) breach of fiduciary duty. On October 21, 2019, NCUA filed a second amended complaint. On November 15, 2019, DBNTC filed an answer to the second amended complaint. On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint. On July 1, 2021, DBNTC filed an answer to the third amended complaint. On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint. On October 25, 2021, DBNTC filed an answer to the fourth amended complaint. On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts. On February 28, 2022, both parties filed motions for partial summary judgment. On August 15, 2025, the court granted in part and denied in part both motions, and on October 9, 2025, the court entered the parties’ stipulation dismissing certain additional claims based on the summary judgment decision. Discovery is ongoing.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On April 29, 2016, Commerzbank filed an amended complaint. The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain. On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint. On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss. The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice. The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts. The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust. The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder. The court denied the remainder of the motion to dismiss. Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed. Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed. On May 1, 2017, DBNTC filed an answer to the amended complaint. On November 30, 2017, Commerzbank filed a second amended complaint that names Deutsche Bank Trust Company Americas (“DBTCA”) as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment. As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice. On September 26, 2024, DBNTC and DBTCA filed a motion for summary judgment, which has been fully briefed.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts. On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue. On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue. On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment. Also on November 14, 2024, IKB filed a motion for partial summary judgment. On August 11, 2025, the court granted in part and denied in part certain aspects of both motions. On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBNTC’s belief that it has no pending legal proceedings (including, based on DBNTC’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated March 13, 2025.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of March 1, 2025, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on March 20, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of February 11, 2025, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Deutsche Bank National Trust Company, as certificate administrator, paying agent and custodian, Computershare Trust Company, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor, relating to the BX 2025-BIO3 securitization transaction, pursuant to which the Project Midway Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of November 1, 2024, between Morgan Stanley Capital I Inc., as depositor, Trimont LLC (as successor-in-interest to Wells Fargo Bank, National Association), as servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the BANK5 2024-5YR11 securitization transaction, pursuant to which the Gateway Center North Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2025, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor-in-interest to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and BellOak, LLC, as operating advisor and asset representations reviewer, relating to the WFCM 2025-5C3 securitization transaction, pursuant to which the Wilshire Office Portfolio Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(4.5) Trust and Servicing Agreement, dated as of January 24, 2025, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Trimont LLC (as successor-in-interest to Wells Fargo Bank, National Association), as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, and Computershare Trust Company, National Association, as certificate administrator and trustee, relating to the Hudson Yards 2025-SPRL securitization transaction, pursuant to which The Spiral Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2024, between Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the BBCMS 2024-5C31 securitization transaction, pursuant to which the Tops & Kroger Portfolio Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4    Argentic Services Company LP, as Special Servicer

33.5    BellOak, LLC, as Operating Advisor

33.6    KeyBank National Association, as Master Servicer under the BX 2025-BIO3 securitization, pursuant to which the following mortgage loans were serviced by such party: Project Midway (from 3/20/25 to 12/31/25)

33.7    Trimont LLC, as Master Servicer under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25)

33.8    CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25)

33.9    Trimont LLC, as Master Servicer under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 33.7)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 33.8)

33.11 Trimont LLC, as Master Servicer under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 33.7)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 33.8)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 33.3)

33.14 CWCapital Asset Management LLC, as Special Servicer under the BX 2025-BIO3 securitization, pursuant to which the following mortgage loans were serviced by such party: Project Midway (from 3/20/25 to 12/31/25)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25) (see Exhibit 33.3)

33.16 Argentic Services Company LP, as Special Servicer under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 33.3)

33.18 LNR Partners, LLC, as Special Servicer under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25)

33.19 Deutsche Bank National Trust Company, as Custodian under the BX 2025-BIO3 securitization, pursuant to which the following mortgage loans were serviced by such party: Project Midway (from 3/20/25 to 12/31/25)

33.20 Computershare Trust Company, National Association, as Custodian under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25) (see Exhibit 33.2)

33.21 Computershare Trust Company, National Association, as Custodian under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 33.2)

33.22 Computershare Trust Company, National Association, as Custodian under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 33.2)

33.23 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4    Argentic Services Company LP, as Special Servicer

34.5    BellOak, LLC, as Operating Advisor

34.6    KeyBank National Association, as Master Servicer under the BX 2025-BIO3 securitization, pursuant to which the following mortgage loans were serviced by such party: Project Midway (from 3/20/25 to 12/31/25)

34.7    Trimont LLC, as Master Servicer under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25)

34.8    CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25)

34.9    Trimont LLC, as Master Servicer under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 34.7)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 34.8)

34.11 Trimont LLC, as Master Servicer under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 34.7)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 34.8)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 34.3)

34.14 CWCapital Asset Management LLC, as Special Servicer under the BX 2025-BIO3 securitization, pursuant to which the following mortgage loans were serviced by such party: Project Midway (from 3/20/25 to 12/31/25)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25) (see Exhibit 34.3)

34.16 Argentic Services Company LP, as Special Servicer under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 34.3)

34.18 LNR Partners, LLC, as Special Servicer under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25)

34.19 Deutsche Bank National Trust Company, as Custodian under the BX 2025-BIO3 securitization, pursuant to which the following mortgage loans were serviced by such party: Project Midway (from 3/20/25 to 12/31/25)

34.20 Computershare Trust Company, National Association, as Custodian under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25) (see Exhibit 34.2)

34.21 Computershare Trust Company, National Association, as Custodian under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 34.2)

34.22 Computershare Trust Company, National Association, as Custodian under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 34.2)

34.23 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1    Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4    Argentic Services Company LP, as Special Servicer

35.5    Trimont LLC, as Master Servicer under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25)

35.6    Trimont LLC, as Master Servicer under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 35.5)

35.7    Trimont LLC, as Master Servicer under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 35.5)

35.8    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 35.3)

35.9    Argentic Services Company LP, as Special Servicer under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 35.4)

35.10 LNR Partners, LLC, as Special Servicer under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25)

35.11 Computershare Trust Company, National Association, as Custodian under the BANK5 2024-5YR11 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Center North (from 3/20/25 to 12/31/25) (see Exhibit 35.2)

35.12 Computershare Trust Company, National Association, as Custodian under the WFCM 2025-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Wilshire Office Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 35.2)

35.13 Computershare Trust Company, National Association, as Custodian under the Hudson Yards 2025-SPRL securitization, pursuant to which the following mortgage loans were serviced by such party: The Spiral (from 3/20/25 to 12/31/25) (see Exhibit 35.2)

35.14 Computershare Trust Company, National Association, as Custodian under the BBCMS 2024-5C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Tops & Kroger Portfolio (from 3/20/25 to 12/31/25) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of March 11, 2025, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 20, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of March 11, 2025, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance 2 LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on March 20, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of March 11, 2025, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on March 20, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of March 11, 2025, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on March 20, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of February 26, 2025, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder and initial note A-5 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Grand Plaza loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of February 27, 2025, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder and initial note A-5 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Logan Cargo Park loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.7) Co-Lender Agreement, dated as of February 6, 2025, by and between German American Capital Corporation, as initial note A holder, Citi Real Estate Funding Inc., as initial note A holder, Morgan Stanley Bank, N.A., as initial note A holder, German American Capital Corporation, as initial note B-1 holder, Citi Real Estate Funding Inc., as initial note B-2 holder, and Morgan Stanley Bank, N.A., as initial note B-3 holder, relating to the Project Midway loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.8) Agreement Among Note Holders, dated as of October 29, 2024, by and among Bank of America, N.A., as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder, initial note A-5 holder, initial note A-6 holder and initial note A-7 holder, relating to the Gateway Center North loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of February 20, 2025, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder and initial note A-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Prosper South Bend Apartments loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of December 27, 2024, by and between Wells Fargo Bank, National Association, as note A-1 holder, Bank of America, National Association, as note A-2 holder, and JPMorgan Chase Bank, National Association, as note A-3 holder, relating to the Wilshire Office Portfolio loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.11) Co-Lender Agreement, dated as of February 25, 2025, by and among Starwood Mortgage Capital LLC, as initial note A-1 holder and initial note A-2 holder, relating to the Abington & Cypress loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.12) Co-Lender Agreement, dated as of January 24, 2025, by and between JPMorgan Chase Bank, National Association, as initial note A-1 holder, initial note A-5 holder, initial note A-9 holder and initial note B-1 holder, Bank of America, National Association, as initial note A-2 holder, initial note A-6 holder, initial note A-10 holder and initial note B-2 holder, Goldman Sachs Bank USA, as initial note A-3 holder, initial note A-7 holder, initial note A-11 holder and initial note B-3 holder, and Wells Fargo Bank, National Association, as initial note A-4 holder, initial note A-8 holder, initial note A-12 holder and initial note B-4 holder, relating to The Spiral loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of November 20, 2024, by and between Barclays Capital Real Estate Inc., as initial note A-1 holder, initial note A-2 holder and initial note A-4 holder, and Bank of America, N.A., as initial note A-3 holder, relating to the Tops & Kroger Portfolio loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on March 13, 2025 under SEC File No. 333-282944-01 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 26, 2026